Form 10-K
period 2003-01-15
LEHMAN ABS CORP LEHMAN MFG HOUSING CONTRACT TRUST  2002-A
filed 2003-03-12
CIK 1179251

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-76627

Lehman ABS Corporation
(Exact name of registrant as specified in its charter)

Delaware                          13-3447441
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

745 Seventh Avenue
New York, New York                                       10019
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (212) 526-7000

Lehman ABS Manufactured Housing Contract
Snr./Sub. Asset-Backed Certificates Series 2002-A
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      Lehman ABS Manufactured Housing Contract
      Snr./Sub. Asset-Backed Certificates
      Series 2002-A Class A       1
      Series 2002-A Class M-1     1
      Series 2002-A Class M-2     2
      Series 2002-A Class B-1     1
      Series 2002-A Class B-2     1
      Series 2002-A Class C       1















































Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
      The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
      Cede & Co.
      c/o The Depository Trust Company
      Seven Hanover Square
      New York, New York 10004

      Holders owning 5% or more of series:                           % Owned

      LBI- Lehman Government Securities Inc. (LBI)
      101 Hudson Street
      Jersy City, NJ 07302                                               92%

      TFINN & Co., c/o Chase Manhattan Bank
      Department 6583 - PO Box 50000
      Newark, NJ   07101                                                  6%

      Deutsche Bank Trust Company Americas
      648 Grassmere Park Road
      Nashville, TN 37211                                                 2%





























Item 13.  Certain Relationships and Related Transactions.
      There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      September 16, 2002, October 15, 2002;
      November 15, 2002;  December 16, 2002


      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehman ABS Manufactured Housing Contract
Snr./Sub. Asset-Backed Certificates Series 2002-A

      /s/  __________________

      Title:

      Lehman ABS Corporation


Date:  March 31, 2003


Sarbanes-Oxley Certification

I, ______________________________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Lehman ABS Manufactured Housing Contract
Snr./Sub. Asset-Backed Certificates Series 2002-A

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;







4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee
GreenPoint Credit, LLC, as Servicer




Date:               ____________________________

Signature:          ____________________________

Company:            Lehman ABS Corporation

Title:              ____________________________


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      Lehman ABS Manufactured Housing Contract
      Snr./Sub. Asset-Backed Certificates Series 2002-A

STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY

                                                         Pass       Accrued
           Original     Beginning    Principal        Through      Interest
Class      Orig Bal       Balance  Distribution          Rate   Distributed
A        77,666,000    77,666,000     5,463,664       1.83125%      551,416
M-1       7,995,000     7,995,000             0       2.63125%       80,438
M-2       7,995,000     7,995,000             0       3.63125%      107,755
B-1       7,995,000     7,995,000             0       5.36363%      155,558
B-2       5,711,000     5,711,000             0       5.36363%      174,534
C         6,852,792     6,852,792             0                     223,242
R                 0             0             0                           0
Total   114,214,792   114,214,792     5,463,664                   1,292,944


      Realized Loss      Interest        Ending
          Principal    Shortfall        Balance
Class
A               N/A             0    72,202,336
M-1             0.00            0     7,995,000
M-2             0.00            0     7,995,000
B-1             0.00            0     7,995,000
B-2             0.00            0     5,711,000
C               N/A             0     7,118,770
R               N/A             0             0
Total           0.00            0   109,017,106





AMOUNTS PER $1,000 UNIT
                                                     Interest
                             Prin           Int Carry-forward        Ending
Class Cusip          Distribution  Distribution        Amount       Balance
A     52519SAS2           70.3482        7.0998        0.0000      929.6518
M-1   52519SAT0            0.0000       10.0611        0.0000     1000.0000
M-2   52519SAU7            0.0000       13.4778        0.0000     1000.0000
B-1   52519SAV5            0.0000       19.4569        0.0000     1000.0000
B-2   52519SAW3            0.0000       30.5611        0.0000     1000.0000
C     52519SAX1            0.0000       32.5768        0.0000     1038.8130
R     52519SAY9            0.0000        0.0000        0.0000        0.0000


Collections Received During Due Period:

     Principal Collections:
          Scheduled Principal                                       600,697
          Principal Prepayments                                   4,067,953
          Net Liquidation Proceeds                                  189,071
          Total Principal Remittance (A):                         4,857,721

     Available Interest:
          Interest Collections                                    2,931,136
          Less:  Servicer Fee                                       350,797
          Less:  Additional Servicer Fee                                  0
          Less:  Back-up Servicer Fee                                33,530
          Less:  Trustee Fee                                         11,922
          Less:  Yield Maintenance Fee                              467,864
          Less:  Excess IO Strip Amount                              93,138
          Less:  Indemnification Payments                                 0
          Total Available Interest (B):                           1,973,886

     Yield Maintenance Payments deposited to Certificate Account:
          Payments from Fixed Rate Contract Cap                           0
          Payments from Class B-1 Contract Cap                            0
          Payments from Class B-2 Contract Cap                            0
          Total Payments deposited to Certificate Account (C):            0

     Available Funds (A)+(B)+(C):                                 6,831,608

     Monthly Advances included in Available Funds:                        0

Unpaid Class Principal Shortfalls
     Class A                                                              0
     Class M-1                                                            0
     Class M-2                                                            0
     Class B-1                                                            0
     Class B-2                                                            0

Class A Percentage                                                      100%
Class M-1 Percentage                                                      0%
Class M-2 Percentage                                                      0%
Class B Percentage                                                        0%

Beginning Pool Balance                                          114,214,792
     Principal Reductions                                         4,857,721
     Net Realized Losses                                            337,246
     Non-Cash Principal Adjustments                                   2,719
Ending Pool Balance                                             109,017,106

Overcollateralized Amount                                         7,118,770

Pool Factor                                                       95.449200%

Number of Repossessions in the related Due Period                         14
Balance of Repossessions in the related Due Period                  490,620

Number of Repossessions that remain in inventory                           3
Balance of Repossessions that remain in inventory                    98,733

Number of Repossessions purchased by Seller                               0
Balance of Repossessions purchased by Seller                              0
Aggregate Purchase Price of Repossessions purchased by Seller             0

Class M-1 Distribution Test Satisfied                                    NO
Class M-2 Distribution Test Satisfied                                    NO
Class B Distribution Test Satisfied                                      NO
                                                 Satisfied if
Pool Performance Test             Current Level  < than or =    Satisfied
a)  Avg 60+ Del Ratio                2.9041%          9%           YES
b)  Cur Loss Ratio                   0.7189%          6%           YES
c)  Cum. Real Loss %                 0.2953%         100%          YES

Weighted Average Contract Rate                                     7.940589%
Net WAC Cap Rate                                                   5.363628%

Net Wac Cap Rate Carryover Amounts                 Current        Unpaid
     Class A                                                0             0
     Class M-1                                              0             0
     Class M-2                                              0             0
     Class B-1                                            121             0
     Class B-2                                         16,070             0

                                                    Count        Balance
31-59 days delinquent                                       52    2,705,448
60-89 days delinquent                                       20      842,629
90 or more days delinquent                                  42    2,433,570

Rolling 3 month avg of delinqs as of end of Due Period               5.7062%

Number of Contracts extended or amended                                    0
Balance of Contracts extended or amended                                   0

Ending number of Contracts                                            1,878
Ending balance of Contracts                                     109,017,106
Weighted Average Term to Maturity of Contracts                          318

Servicer Termination Event                                               NO

                                                Trigger Level
Servicer Trigger                  Current Level     > than       Violated
a)  Avg 60+ Del Ratio                2.9041%    5% for 6 mos.       NO
b)  Ann Loss Ratio                   0.0000%          5%            NO
c)  Cum Loss %                       0.2953%         100%           NO

                                                    Count        Balance
Prior REOs                                                   0            0
Liquidated Contracts                                        16      526,317
Current REOs                                                 3       98,733

Amount on deposit in:
     Basis Risk Reserve Fund                                              0
     Class B-2 Certificate Reserve Account                           93,138
     Indemnification Account                                         75,000






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

ANNUAL  STATEMENT  AS  TO  COMPLIANCE

The undersigned certifies that he is a Vice President of GreenPoint Credit, LLC (the Servicer) and that, as such, he is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement (the Agreement), dated as of June 30, 2002, between Lehman ABS Corporation, as Depositor, GreenPoint Credit, LLC, as Servicer, and U.S. Bank National Association, as Trustee of the Trust 2002-A, (all capitalized terms used herein without definition having the respective meanings specified in the Agreement) and further certifies that:

I have reviewed the activities for the one year period
Ending December 31, 2002 and performance under this Agreement has been made under such officers super-
Vision under Section 3.20 of the Agreement; and

To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such period.

IN  WITNESS  WHEREOF, I have affixed hereunto my
Signature this 28th day of February 2003.

GreenPoint Credit, LLC

/s/ :	Kurt Miller
	Kurt Miller
Vice President


       EXHIBIT 99.3 -- Report of Independent Auditors

Report of Independent Accountants

To the Board of Directors and Stockholders
Of GreenPoint Credit LLC

We have examined managements assertion about
Greenpoint Credit LLCs (the Company) compliance with the minimum servicing standards identified in the Mortgage
Bankers Association of Americas Uniform Single Attestation
Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying managements Assertion (see Exhibit I).
Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements Assertion about the Companys compliance based on our examination.

Our examination was made in accordance with attestation Standards established by the American Institute of Certified Public Accountants and , accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

In our opinion, managements assertion that the Company
Complied with the aforementioned minimum servicing
Standards as of and for the year ended December 21, 2002 is fairly stated, in all material respects.



/s/ :	PriceWaterhouseCoopers LLP
	PriceWaterhouseCoopers LLP

February 20, 2003