Form 10-K/A
LEHMAN ABS CORP LEHMAN MFG HOUSING CONTRACT TRUST  2002-A
filed 2003-03-27
CIK 1179251

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

Item 1.  Business

      Not applicable.

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

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

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

Lehman ABS Manufactured Housing Contract
Snr./Sub. Asset-Backed Certificates Series 2002-A

      /s/	Gordon Sweely
      Name: Gordon Sweely
      Title: Managing Director
      Lehman ABS Corporation

Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Gordon Sweely , certify that:

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trustee
GreenPoint Credit, LLC, as Servicer

Date: 		March 20, 2003
Signature:        /s/ Gordon Sweely
Name:			Gordon Sweely
Company:          Lehman ABS Corporation
Title:            Managing Director


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